Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XIII
filed 1995-05-15
CIK 276703

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

                        Commission file number   0-8892

                         Century Properties Fund XIII
            (Exact name of registrant as specified in its charter)

         California                              94-2527073
State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090
                                      N/A
  Former name, former address and fiscal year, if changed since last report. Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes _____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                1 of 10



           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets

                                                   March 31,       December 31,
                                                   1995            1994
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                       $   2,305,000   $   2,005,000
Receivables and other assets                          289,000         514,000

Real Estate:

  Real estate                                      36,520,000      36,483,000
  Accumulated depreciation                        (14,744,000)    (14,463,000)
  Allowance for impairment of value                (2,132,000)     (2,132,000)
                                                --------------   --------------
Real estate, net                                   19,644,000      19,888,000

Deferred costs, net                                   571,000         546,000
                                                --------------   --------------
  Total assets                                  $  22,809,000   $  22,953,000
                                                ==============   ==============
Liabilities and Partners' Equity

Notes payable                                   $  14,135,000   $  14,287,000
Accrued expenses and other liabilities                366,000         492,000
                                                --------------   --------------
  Total liabilities                                14,501,000      14,779,000
                                                --------------   --------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                     (178,000)       (181,000)
 Limited partners (37,980 units outstanding at
  March 31, 1995 and December 31, 1994)             8,486,000       8,355,000
                                                --------------   --------------
  Total partners' equity                            8,308,000       8,174,000
                                                --------------   --------------
  Total liabilities and partners' equity        $  22,809,000   $  22,953,000
                                                ==============   ==============


                      See notes to financial statements.

                                    2 of 10



           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

Statements of Operations (Unaudited)



                                                   For the Three Months Ended
                                                 March 31, 1995  March 31, 1994


Revenues:

  Rental                                        $   1,297,000   $   1,239,000
  Interest                                             31,000          12,000
                                               --------------   --------------
     Total revenues                                 1,328,000       1,251,000
                                               --------------   --------------


Expenses:

  Operating                                           501,000         510,000
  Interest                                            352,000         374,000
  Depreciation                                        281,000         281,000
  General and administrative                           60,000         102,000
                                                --------------   --------------
    Total expenses                                  1,194,000       1,267,000

Net income (loss)                               $     134,000    $    (16,000)
                                                ==============   ==============
Net income (loss) per limited partnership unit  $           3    $         -
                                                ==============   ==============



                      See notes to financial statements.

                                    3 of 10

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

Statements of Cash Flows (Unaudited)

                                                 For the Three Months Ended
                                                 March 31, 1995  March 31, 1994

Operating Activities:

Net income (loss)                                      $134,000       $ (16,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                         329,000         321,000
  Deferred costs paid                                   (73,000)         (8,000)
Changes in operating assets and liabilities:
  Accounts receivable and other assets                  225,000          79,000
  Accrued expenses and other liabilities               (126,000)       (192,000)
                                                  --------------  --------------
Net cash provided by operating activities               489,000         184,000
                                                  --------------  --------------
Investing Activities:

Additions to real estate                                (37,000)        (46,000)
                                                 --------------  --------------
Cash (used in) investing activities                     (37,000)        (46,000)
                                                 --------------  --------------
Financing Activities:

Notes payable principal payments                       (152,000)       (126,000)
                                                 --------------  --------------
Cash (used in) financing activities                    (152,000)       (126,000)
                                                 --------------  --------------
Net Increase in Cash and Cash Equivalents               300,000          12,000

Cash and Cash Equivalents at Beginning of Period      2,005,000       2,413,000
                                                 --------------  --------------
Cash and Cash Equivalents at End of Period           $2,305,000      $2,425,000
                                                 ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period            $  347,000      $  374,000
                                                 ==============  ==============


                      See notes to financial statements.

                                    4 of 10


           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $1,969,000 invested in overnight repurchase agreements earning approximately 6% per annum.


The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $43,000 and $39,000 during the periods ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

                                    5 of 10

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the financial statements and other Items contained elsewhere in this report.

Liquidity and Capital Resources

All of Registrant's five remaining properties are shopping centers, with the exception of Hidden Valley, which is an office park. The properties are leased to tenants subject to leases with remaining lease terms currently ranging up to ten years. Registrant's remaining properties are located in Washington, Oregon and Texas. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow during the three months ended March 31, 1995. As of May 1, 1995, six of the eleven properties originally purchased by Registrant had been sold.

Registrant uses working capital reserves from any undistributed cash flow from operations, refinancings and sales of properties as its primary source of liquidity. A major tenant at Hidden Valley Office Park, who notified Registrant that it would not renew its lease upon expiration, moved out on March 1, 1995. Registrant has re-leased this space, on similar terms, effective May 1, 1995. The new lease expires on August 31, 2000. In order to preserve working capital reserves and provide funds for necessary leasing commissions and improvements to properties, cash distributions from operations remained suspended during the three months ended March 31, 1995, as they have been since 1984. It is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based on cash and cash equivalents experienced an increase of $300,000 at March 31, 1995, as compared to December 31, 1994. Registrant's $489,000 of cash from operating activities was only partially offset by $37,000 of improvements to real estate (investing activities) and $152,000 of mortgage principal payments (financing activities). Registrant has no plans for material capital expenditures during the next 12 months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding the balloon payments) in 1995 and the foreseeable future.

Registrant has balloon payments totaling $8,062,000 on Parker Plaza Shopping Center and Hidden Valley Office Park due in November 1995 and a balloon payment of $2,969,000 on Central/Forest Shopping Center due January 1996. Registrant will attempt to extend the due dates of these loans or find replacement financing. Registrant believes that based on the operations of these properties, refinancing can be secured in an amount adequate to replace the maturing debt. If, however, the loans are not refinanced or extended, or the properties are not sold, Registrant could lose these properties through foreclosure. In that case, Registrant would incur losses of approximately $860,000 (Parker Plaza Shopping Center), $1,860,000 (Hidden Valley Office Park) and $1,200,000 (Central/Forest Shopping Center).

                                6 of 10

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

At this time, it appears that the investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of Registrant's properties and the markets in which such properties are located, a portion of invested capital may not be returned to investors. In this regard, some or all of the remaining properties have been held longer than originally expected.

Real Estate Market


The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for the Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $150,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $77,000 and a decrease in expenses of $73,000.

Revenues increased by $77,000 for the three months ended March 31, 1995, as compared to 1994, due to increases in rental revenue of $58,000 and interest and other income of $19,000. Rental revenue increased primarily due to increased tenant billbacks at Registrant's Parker Plaza Shopping Center, which was only slightly offset by a decrease in tenant billbacks at North Park Plaza Shopping Center and a decrease in occupancy at Central/Forest Village Shopping Center. Interest income increased primarily due to the effect of higher interest rates.

Expenses declined by $73,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in operating expenses of $9,000, interest expense of $22,000 and general and administrative


                                7 of 10

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

expenses of $42,000. Interest expense declined due to a $500,000 partial repayment resulting from the debt modification on November 15, 1994 on the mortgage encumbering Registrant's Hidden Valley Office Park, coupled with mortgage principal amortization on Registrant's other properties. General and administrative expenses declined due to a reduction in asset management costs. Operating and depreciation expense remained relatively constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:


                         CENTURY PROPERTIES FUND XIII

                               OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1995 and 1994


                              Number of
                              Units/                      Average
                              Square       Date of   Occupancy Rate (%)
Name and Location             Footage     Purchase     1995    1994
                              ---------   --------   -------  -------
Riverway Shopping Center     89,000        04/79        99       97
Kelso, Washington             sq.ft.

North Park Plaza
  Shopping Center             65,000        08/79       100      100
Woodburn, Oregon               sq.ft.

Parker Plaza Shopping Center  181,000      11/79         100     99
Plano, Texas                   sq.ft.

Central/Forest Village
  Shopping Center             97,000        12/79        86       93
Dallas, Texas                  sq.ft.

Hidden Valley Office Park    108,000        11/80        95      100
Bellevue, Washington           sq.ft.

                                8 of 10

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC

("Andrews").


On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified cla sses constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the unit s purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearin g on the final approval of the settlement is scheduled for May 19, 1995.

Item 6. Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.

                                9 of 10

       CENTURY PROPERTIES FUND XIII - FORM 10-Q - MARCH 31, 1995

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CENTURY PROPERTIES FUND XIII

                             By: FOX CAPITAL MANAGEMENT CORPORATION
                                 A General Partner


                             /S/ ARTHUR N. QUELER
                             ---------------------------------------

                             ARTHUR N. QUELER
                             Secretary/Treasurer and Director
                             (Principal Financial Officer)


                               10 of 10