Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XIII
filed 1995-08-11
CIK 276703

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                        Commission file number   0-8892

                         Century Properties Fund XIII
            (Exact name of registrant as specified in its charter)

           California                                94-2527073
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia               30328
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

                                    1 of 12
CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

                                                  June 30,        December 31,
                                                    1995             1994
                                                (Unaudited)        (Audited)

Assets

Cash and cash equivalents                     $  2,409,000      $  2,005,000

Receivables and other assets                       409,000           514,000

Real Estate:
   Real estate                                  36,702,000        36,483,000
   Accumulated depreciation                    (15,025,000)      (14,463,000)
   Allowance for impairment of value            (2,132,000)       (2,132,000)
                                              ------------      ------------
Real estate, net                                19,545,000        19,888,000

Deferred costs, net                                553,000           546,000
                                              ------------      ------------
   Total assets                               $ 22,916,000      $ 22,953,000
                                              ============      ============

Liabilities and Partners' Equity

Notes payable                                 $ 13,984,000      $ 14,287,000
Accrued expenses and other liabilities             462,000           492,000
                                              ------------      ------------
   Total liabilities                            14,446,000        14,779,000
                                              ------------      ------------
Commitments and Contingencies

Partners' Equity (Deficit):

General partners                                  (175,000)         (181,000)
Limited partners (37,980 units outstanding
 at June 30, 1995 and December 31, 1994)         8,645,000         8,355,000
                                              ------------      ------------
   Total partners' equity                        8,470,000         8,174,000
                                              ------------      ------------
   Total liabilities and partners' equity     $22,916,000      $ 22,953,000
                                              ============      ============

                      See notes to financial statements.

                                    2 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Statements of Operations (Unaudited)

                                           For the Six Months Ended
                                        June 30, 1995    June 30, 1994

Revenues:

   Rental                                 $2,643,000       $2,655,000
   Interest income                            65,000           32,000
                                          ----------       ----------
      Total revenues                       2,708,000        2,687,000
                                          ----------       ----------
Expenses:

   Operating                               1,017,000        1,040,000
   Interest                                  712,000          747,000
   Depreciation                              562,000          562,000
   General and administrative                121,000          249,000
                                          ----------       ----------
      Total expenses                       2,412,000        2,598,000
                                          ----------       ----------
Net income                                $  296,000       $   89,000
                                          ==========       ==========
Net income per limited partnership unit   $        8       $        2
                                          ==========       ==========



                      See notes to financial statements.

                                    3 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

                     Statements of Operations (Unaudited)

                                              For the Three Months Ended
                                            June 30, 1995    June 30, 1994

Revenues:

   Rental                                     $1,346,000       $1,416,000
   Interest income                                34,000           20,000
                                              ----------       ----------
      Total revenues                           1,380,000        1,436,000
                                              ----------       ----------

Expenses:

   Operating                                     516,000          530,000
   Interest                                      360,000          373,000
   Depreciation                                  281,000          281,000
   General and administrative                     61,000          147,000
                                              ----------       ----------
      Total expenses                           1,218,000        1,331,000
                                              ----------       ----------
Net income                                    $  162,000       $  105,000
                                              ==========       ==========
Net income per limited partnership unit       $        4       $        3
                                              ==========       ==========

                      See notes to financial statements.

                                    4 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Statements of Cash Flows (Unaudited)

                                               For the Six Months Ended
                                            June 30, 1995    June 30, 1994

Operating Activities:

Net income                                    $ 296,000       $   89,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                 666,000          646,000
   Deferred costs paid                          (111,000)         (13,000)
Changes in operating assets and liabilities:
   Receivables and other assets                  105,000           (9,000)
   Accounts payable and accrued liabilities      (30,000)        (123,000)
                                              ----------       ----------
Net cash provided by operating activities        926,000          590,000
                                              ----------       ----------

Investing Activities:

Additions to rental properties                  (219,000)         (36,000)
                                              ----------       ----------
Cash (used in) investing activities             (219,000)         (36,000)
                                              ----------       ----------

Financing Activities:

Notes payable principal payments                (303,000)        (251,000)
                                              ----------       ----------
Cash (used in) financing activities             (303,000)        (251,000)
                                              ----------       ----------
Net Increase in Cash and Cash Equivalents        404,000          303,000

Cash and Cash Equivalents at Beginning
 of Period                                     2,005,000        2,413,000
                                              ----------       ----------
Cash and Cash Equivalents at End of Period    $2,409,000       $2,716,000
                                              ==========       ==========
Supplemental Disclosure of Cash Flow
 Information:
   Interest paid in cash during the period    $ 693,000       $  744,000
                                              ==========       ==========

                      See notes to financial statements.

                                    5 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $82,000 and $88,000 during the periods ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,736 limited partnership units of the Partnership.

                                    6 of 12

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of Registrant's five remaining properties are shopping centers, with the exception of Hidden Valley, which is an office park. The properties are leased to tenants subject to leases with remaining lease terms currently ranging up to ten years. Registrant's remaining properties are located in Washington, Oregon and Texas. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow during the six months ended June 30, 1995, except for Registrant's Hidden Valley Office Park which experienced slightly negative cash flow. As of August 1, 1995, six of the eleven properties originally purchased by Registrant had been sold. Registrant anticipates marketing its remaining properties for sale during 1995.

Registrant uses working capital reserves from any undistributed cash flow from operations, refinancings and sales of properties as its primary source of liquidity. In order to preserve working capital reserves and provide funds for necessary leasing commissions and improvements to properties, cash distributions from operations remained suspended during the six months ended June 30, 1995, as they have been since 1984. Registrant anticipates that a cash distribution from operations will be made during the third quarter of 1995. Upon the sale of a property, it is anticipated that all or a portion of the sales proceeds will be distributed.

The level of liquidity based on cash and cash equivalents experienced an increase of $404,000 at June 30, 1995, as compared to December 31, 1994. Registrant's $926,000 of cash from operating activities was only partially offset by $219,000 of improvements to real estate (investing activities) and $303,000 of mortgage principal payments (financing activities). Cash provided by operations improved at June 30, 1995, as compared to June 30, 1994, primarily due to improved operations and a reduction in general and administrative expenses. Additions to real estate increased at June 30, 1995, as compared to the prior year comparative period, due to tenant improvements at Registrant's Hidden Valley Office Park property. Registrant has no plans for significant capital expenditures during the next 12 months, except as needed for property lease-up. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

Registrant has balloon payments totaling $8,062,000 on Parker Plaza Shopping Center and Hidden Valley Office Park due in November 1995 and a balloon payment of $2,969,000 on Central/Forest Shopping Center due January 1996. Registrant will attempt to sell these properties or extend the due dates of these loans or find replacement financing. Registrant believes that based on the operations of these properties, refinancing can be secured in an amount adequate to replace the maturing debt. If,

                                    7 of 12

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

however, the properties are not sold, or the loans are not refinanced or extended, Registrant could lose these properties through foreclosure. In that case, Registrant would incur losses of approximately $860,000 (Parker Plaza Shopping Center), $2,100,000 (Hidden Valley Office Park) and $1,200,000 (Central/Forest Shopping Center).

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,736 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 47.9% of the total number of outstanding units of Registrant.
The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Real Estate Market

The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a favorable market for Registrant's properties.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $207,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $21,000 and a decrease in expenses of $186,000.

Revenues increased by $21,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in interest income of $33,000 which was partially offset by a $12,000 decrease in rental income. Interest income increased primarily due to the effect of higher interest rates. Rental revenue

                                    8 of 12

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

decreased primarily due to decreases in occupancy at Registrant's Hidden Valley Office Park and Central/Forest Village Shopping Center, which was partially offset by an increase in tenant billbacks at Registrant's Hidden Valley Office Park and increased rental rates at Registrant's Parker Plaza Shopping Center.

Expenses declined by $186,000 for the six months ended June 30, 1995, as compared to 1994, due to decreases in operating expenses of $23,000, interest expense of $35,000, and general and administrative expenses of $128,000. Operating expenses declined primarily due to legal fees incurred in connection with the Parker Plaza legal proceedings during the prior year comparative period. Interest expense declined due to a $500,000 partial repayment resulting from the debt modification on November 15, 1994 on the mortgage encumbering Registrant's Hidden Valley Office Park, coupled with mortgage principal amortization on Registrant's other properties. General and administrative expenses declined due to a reduction in asset management costs. Depreciation expense remained constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $57,000 for the three months ended June 30, 1995, as compared to 1994, due to a decrease in expenses of $113,000 which was partially offset by a decrease in revenues of $56,000.

Revenues declined by $56,000 for the three months ended June 30, 1995, as compared to 1994, due to a decrease in rental income of $70,000 which was partially offset by an increase in interest income of $14,000. Rental revenue declined due to a decrease in occupancy at Registrant's Hidden Valley Office Park coupled with decreases in tenant billbacks at Registrant's Parker Plaza Shopping Center and Central/Forest Village Shopping Center. Interest income increased due to the effect of higher interest rates.

Expenses declined by $113,000 due to decreases in operating expenses of $14,000, interest expense of $13,000 and general and administrative expenses of $86,000. Operating expense declined primarily due to legal fees incurred in connection with the Parker Plaza legal proceedings during the prior year comparative period. Interest expense declined due to a $500,000 partial repayment resulting from the debt modification on November 15, 1994 on the mortgage encumbering Registrant's Hidden Valley Office Park, coupled with mortgage principal amortization on Registrant's other properties. General and administrative expenses declined due to a reduction in asset management costs. Depreciation expense remained constant.


                                    9 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                         CENTURY PROPERTIES FUND XIII

                               OCCUPANCY SUMMARY

                                                             Average
                                                         Occupancy Rate (%)
                                                -----------------------------------
                                                  Six Months           Three Months
                                     Date            Ended                Ended
                       Square         of            June 30,             June 30,
Name and Location      Footage     Purchase     1995       1994       1995     1994
- -----------------      -------     --------     ----       ----       ----     ----
Riverway Shopping
 Center                 89,000      04/79         99         97         99       97
Kelso, Washington       sq.ft.

North Park Plaza
 Shopping Center        65,000      08/79        100        100        100      100
Woodburn, Oregon        sq.ft.

Parker Plaza Shopping
 Center                181,000      11/79        100         99        100       98
Plano, Texas            sq.ft.

Central/Forest Village
 Shopping Center        97,000      12/79         87         90         89       87
Dallas, Texas           sq.ft.

Hidden Valley
 Office Park           108,000      11/80         95        100         95      100
Bellevue, Washington    sq.ft.

                                   10 of 12

           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

                          PART II - OTHER INFORMATION

Item 1.  Litigation


         Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

         Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

         Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

         James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

         On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the period.

                               11 of 12
           CENTURY PROPERTIES FUND XIII - FORM 10-Q - JUNE 30, 1995

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

                              CENTURY PROPERTIES FUND XIII

                              By: FOX CAPITAL MANAGEMENT CORPORATION
                                  A General Partner

                              ______________________________________________
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                                   12 of 12