Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XIII
filed 1995-11-13
CIK 276703

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1995

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________to _____________

                        Commission file number   0-8892

                         Century Properties Fund XIII
            (Exact name of Registrant as specified in its charter)

            California                                   94-2527073
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
        (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes            No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                    1 of 13


         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets

                                                 September 30,   December 31,
                                                     1995           1995

Assets

Cash and cash equivalents                        $   2,607,000   $   2,005,000
Other assets                                           625,000         514,000

Real Estate:

   Real estate                                      36,773,000      36,483,000
   Accumulated depreciation                        (15,306,000)    (14,463,000)
   Allowance for impairment of value                (2,132,000)     (2,132,000)
                                                 -------------   -------------
Real estate, net                                    19,335,000      19,888,000

Deferred costs, net                                    516,000         546,000
                                                 -------------   -------------
   Total assets                                  $  23,083,000   $  22,953,000
                                                 =============   =============

Liabilities and Partners' Equity

Notes payable                                    $  13,833,000   $  14,287,000
Accrued expenses and other liabilities                 586,000         492,000
                                                 -------------   -------------
   Total liabilities                                14,419,000      14,779,000
                                                 -------------   -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partners                                     (171,000)       (181,000)
 Limited partners (37,980 units outstanding at
  September 30, 1995 and December 31, 1994)          8,835,000       8,355,000
                                                 -------------   -------------
   Total partners' equity                            8,664,000       8,174,000
                                                 -------------   -------------
   Total liabilities and partners' equity        $  23,083,000   $  22,953,000
                                                 =============   =============


                      See notes to financial statements.

                                    2 of 13


         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995



Statements of Operations



                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994

Revenues:

   Rental                                        $   3,973,000   $   3,914,000
   Interest income                                      97,000          61,000
                                                 -------------   -------------
     Total revenues                                  4,070,000       3,975,000
                                                 -------------   -------------
Expenses:

   Operating                                         1,495,000       1,584,000
   Interest                                          1,069,000       1,118,000
   Depreciation                                        843,000         843,000
   General and administrative                          173,000         293,000
                                                 -------------   -------------
     Total expenses                                  3,580,000       3,838,000
                                                 -------------   -------------
Net income                                       $     490,000   $     137,000
                                                 =============   =============
Net income per limited partnership unit          $       12.64   $        3.53
                                                 =============   =============




                      See notes to financial statements.

                                    3 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


Statements of Operations



                                                 For the Three Months Ended
                                                 September 30,   September 30,
                                                     1995            1994

Revenues:

   Rental                                        $   1,330,000   $   1,259,000
   Interest income                                      32,000          29,000
                                                 -------------   -------------
     Total revenues                                  1,362,000       1,288,000

Expenses:

   Operating                                           478,000         544,000
   Interest                                            357,000         371,000
   Depreciation                                        281,000         281,000
   General and administrative                           52,000          44,000
                                                 -------------   -------------
     Total expenses                                  1,168,000       1,240,000
                                                 -------------   -------------
Net income                                       $     194,000   $      48,000
                                                 =============   =============
Net income per limited partnership unit          $        5.00   $        1.24
                                                 =============   =============


                      See notes to financial statements.

                                    4 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995



Statements of Cash Flows


                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994
Operating Activities:

Net income                                       $     490,000   $     137,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                     1,004,000         974,000
   Deferred costs paid                                (131,000)        (42,000)
Changes in operating assets and liabilities:
   Other assets                                       (111,000)        (72,000)
   Accrued expenses and other liabilities               94,000         (73,000)
                                                 -------------   -------------
Net cash provided by operating activities            1,346,000         924,000
                                                 -------------   -------------
Investing Activities:

Additions to real estate                              (290,000)       (279,000)
                                                 -------------   -------------
Cash (used in) investing activities                   (290,000)       (279,000)
                                                 -------------   -------------

Financing Activities:

Repayment of note on debt modification                     -          (500,000)
Notes payable principal payments                      (454,000)       (380,000)
                                                 -------------   -------------
Cash (used in) financing activities                   (454,000)       (880,000)
                                                 -------------   -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                     602,000        (235,000)

Cash and Cash Equivalents at Beginning of
  Period                                             2,005,000       2,413,000
                                                 -------------   -------------
Cash and Cash Equivalents at End of Period       $   2,607,000   $   2,178,000
                                                 =============   =============
Supplemental Disclosure of Cash Flow
  Information:
  Interest paid in cash during the period        $   1,040,000   $   1,113,000
                                                 =============   =============

                      See notes to financial statements.

                                    5 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995

                         NOTES TO FINANCIAL STATEMENTS

1.         General

           The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

           The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

           The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

           On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Realty Investors and Fox Capital Management Corporation, the general partners of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.         Transactions with Related Parties

           An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $112,000 during the periods ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.         Subsequent Events

           Cash Distribution

           In October 1995, the Partnership distributed $39.49 per unit ($1,500,000 in total) to the holders of limited partnership units and $31,000 to the general partners.

           Note Payable

           In October 1995, the Partnership entered into an agreement to extend the note payable on Hidden Valley Office Park until December 28, 1995, with an option to extend to April 15, 1996 based on certain conditions.


           Contract for Sale of Properties

           In October 1995, the Partnership entered into an agreement to sell, for $13,000,000, Hidden Valley Office Park ($9,000,000) and Riverway Shopping Center ($4,000,000) to an unaffiliated third party. The sales are expected to close during the fourth quarter of 1995. The Partnership will recognize gains of approximately $2,900,000 and $1,200,000, respectively, and realize net proceeds of $4,700,000 and $2,100,000, respectively, if these sales are consummated.



                                    6 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

All of Registrant's five remaining properties are shopping centers, with the exception of Hidden Valley, which is an office park. The properties are leased to tenants subject to leases with remaining lease terms currently ranging up to ten years. Registrant's remaining properties are located in Washington, Oregon and Texas. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. All of Registrant's properties generated positive cash flow during the nine months ended September 30, 1995, except for Registrant's Hidden Valley Office Park, which incurred extensive improvements to real estate. As of November 1, 1995, six of the eleven properties originally purchased by Registrant had been sold. As described in Item 1, Note 3, in October 1995, Registrant entered into an agreement to sell for $13,000,000, Hidden Valley Office ($9,000,000) and Riverway Shopping Center ($4,000,000) to an unaffiliated third party. Registrant will recognize gains of approximately $2,900,000 and $1,200,000, respectively, and realize net proceeds of $4,700,000 and $2,100,000, respectively, if these sales are consummated. The sales are expected to close during the fourth quarter of 1995. In addition, Registrant has entered into a letter of intent to sell its Central Forest and Parker Plaza properties for an aggregate purchase price of $14,000,000. It is expected that the sale of these properties will occur, if at all, during the fourth quarter of 1995. Registrant is currently marketing for sale its remaining property.

Registrant uses working capital reserves from any undistributed cash flow from operations, refinancings and sales of properties as its primary source of liquidity. In October 1995, Registrant distributed $39.49 per unit

($1,500,000 in total) to the holders of limited partnership units and $31,000 to the general partners. To the extent Registrant is successful in selling its remaining properties, Registrant anticipates distributing the net proceeds of such sales, after payment of all of Registrant's expenses and the establishment of sufficient reserves, to the partners and winding up the affairs of Registrant.

The level of liquidity based on cash and cash equivalents experienced an increase of $602,000 at September 30, 1995, as compared to December 31, 1994. Registrant's $1,346,000 of net cash from operating activities was only partially offset by $290,000 of improvements to real estate (investing activities) and $454,000 of notes payable principal payments (financing activities). Cash provided by operations improved at September 30, 1995, as compared to September 30, 1994, primarily due to improved operations and a reduction in general and administrative expenses. Registrant has no plans for significant capital expenditures during the next twelve months, except as needed for property lease-up. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and debt service payments (excluding the balloon payments) during the next twelve months and the foreseeable future.


                                    7 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

Registrant has extended the due dates of its balloon payments of $3,893,000 on Parker Plaza Shopping Center and $4,132,000 on Hidden Valley Office Park until December 1996. The $2,969,000 balloon payment on Registrant's Central/Forest Shopping Center has been extended until July 1996. Registrant anticipates selling these properties prior to the due dates of the mortgages. If Registrant is unable to sell these properties prior to the due dates of the mortgages, Registrant will attempt to extend the due dates of these loans or find replacement financing. Registrant believes that based on the operations of these properties, refinancing can be secured in an amount adequate to replace the maturing debt. If, however, the properties are not sold, or the loans are not refinanced or extended, Registrant could lose these properties through foreclosure. In that case, Registrant would incur losses of approximately $860,000 (Parker Plaza Shopping Center), $2,100,000 (Hidden Valley Office Park) and $1,200,000

(Central/Forest Shopping Center). As previously discussed Registrant has a contract to sell Hidden Valley Office Park and has signed a letter of intent to sell Central/Forest and Parker Plaza Shopping Centers.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,736 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 47.9% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Real Estate Market

The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and

                                    8 of 13


         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Real Estate Market (Continued)

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

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $353,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $95,000 and a decrease in expenses of $258,000. Operating results improved primarily due to improved operations at all of Registrant's properties, except for Central/Forest Village Shopping Center.

Revenues increased by $95,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in rental revenue of $59,000 and interest income of $36,000. Rental revenue increased primarily due to increases in tenant billbacks at all of Registrant's properties and increases in rental rates and occupancy at Registrant's Riverway and Parker Plaza Shopping Centers, which were partially offset by decreases in rental rates and occupancy at Registrant's Hidden Valley Office Park and Central/Forest Village Shopping Center. In addition, Registrant's Hidden Valley Office Park had an increase in rental concessions. Occupancy and rental rates remained constant at Registrant's North Park Plaza Shopping Center. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses declined by $258,000 for the nine months ended September 30, 1995, as compared to 1994, due to decreases in operating expenses of $89,000, interest expense of $49,000, and general and administrative expenses of $120,000. Operating expenses declined primarily due to legal fees incurred in connection with the Parker Plaza legal proceedings during the prior year comparative period. Interest expense declined due to a $500,000 partial repayment resulting from the debt modification on November 15, 1994 on the mortgage encumbering Registrant's Hidden Valley Office Park, coupled with mortgage principal amortization on Registrant's other properties. General and administrative expenses declined due to a reduction in asset management costs, effective July 1, 1994. Depreciation expense remained constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $146,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $74,000 and a decrease in expenses of $72,000. Operating results improved primarily due to improved operations at all of Registrant's properties.

Revenues increased by $74,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in rental revenue of $71,000 and interest income of $3,000. Rental revenue increased primarily due to an increase in tenant billbacks at all of Registrant properties which was slightly offset

                                    9 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

by an increase in rental concessions at Registrant's Hidden Valley Office Park. In addition, rental rates increased at Registrant's Riverway and Parkway Plaza Shopping Centers and decreased at Registrant's Hidden Valley Office Park and Central/Forest Shopping Center. Occupancy increased at Riverway Shopping Center and Central/Forest Shopping Center. Occupancy remained relatively constant at Registrant's other properties. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses declined by $72,000 due to decreases in operating expenses of $66,000 and interest expense of $14,000, which was partially offset by an increase in general and administrative expenses of $8,000. Operating expense declined primarily due to legal fees incurred in connection with the Parker Plaza legal proceedings during the prior year comparative period. Interest expense declined due to a $500,000 partial repayment resulting from the debt modification on November 15, 1994 on the mortgage encumbering Registrant's Hidden Valley Office Park, coupled with mortgage principal amortization on Registrant's other properties. General and administrative expenses increased due to an increase in general and administrative expenses. Depreciation expense remained constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                         CENTURY PROPERTIES FUND XIII

                               OCCUPANCY SUMMARY

                                                             Average
                                                         Occupancy Rate (%)
                                                   ---------------------------

                                                  Nine Months      Three Months
                                        Date          Ended            Ended
                            Square       of       September 30,    September 30,
Name and Location           Footage    Purchase  1995     1994    1995      1994
-----------------           -------    --------  ----     ----    ----      ----
Riverway Shopping Center     89,000     04/79     99       97       100      97
Kelso, Washington            sq.ft.

North Park Plaza
  Shopping Center            65,000     08/79    100      100       100     100
Woodburn, Oregon             sq.ft.

Parker Plaza Shopping
   Center                    181,000    11/79     99       98        99      99
Plano, Texas                 sq.ft.

Central/Forest Village
  Shopping Center            97,000     12/79     88       89        91      87
Dallas, Texas                sq.ft.

Hidden Valley Office Park    108,000    11/80     96       99        99      98
Bellevue, Washington         sq.ft.

                                   10 of 13

         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

              (a)  Exhibits

                    2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

              (b)   Report on Form 8-K

                    On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   11 of 13


         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


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


                                CENTURY PROPERTIES FUND XIII

                                By:    FOX CAPITAL MANAGEMENT CORPORATION
                                       A General Partner



                                /S/ ARTHUR N. QUELER
                                ------------------------------------
                                Secretary/Treasurer and Director
                                (Principal Financial Officer)



                                   12 of 13


         CENTURY PROPERTIES FUND XIII - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX


Exhibit                                                         Page No.

2.      NPI, Inc. Stock Purchase Agreement                         *
        dated August 17, 1995



* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.


                                   13 of 13