Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XIII
filed 1996-03-29
CIK 276703

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ------------------ to --------------

         Commission file number 0-8892

                          CENTURY PROPERTIES FUND XIII
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                       94-2527073
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   One Insignia Plaza, P.O. Box 1089
      Greenville, South Carolina                                 29602
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

    Prospectus of Registrant dated September 11, 1978, and thereafter supplemented incorporated in Parts I and IV.




                          CENTURY PROPERTIES FUND XIII
                            (A limited partnership)

                                     PART I

Item 1.  Business.

         Century Properties Fund XIII (the "Registrant") was organized in 1978 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-61526), was declared effective by the Securities and Exchange Commission on September 11, 1978. The Registrant marketed its securities pursuant to its Prospectus dated September 11, 1978, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type.

         Beginning in September 1978 through May 1979, the Registrant offered and sold $37,980,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase eleven income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in five states. The Registrant's acquisition activities were completed on February 19, 1981, and since then the principal activity of the Registrant has been managing its portfolio. In the period 1984 through 1994 five apartment buildings and one office building had been sold. The Registrant sold three of its properties in 1995 and its Parker Plaza property is currently under contract for sale. See "Property Matters" below. See, "Item 2, Properties" for a description of the Registrant's properties.

         The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as an oversupply of similar facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions there is no guarantee that the Registrant's remaining properties can be sold or, if sold, that such sale can be made upon favorable terms.

         There has been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The general partners are unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, a portion of invested capital may not be returned to investors. In this regard, some or all of the remaining properties will be held longer than originally expected.

Property Matters

         Riverway Mall; Hidden Valley Office Complex - The Registrant sold Riverway Mall located in Kelso, Washington and Hidden Valley Office Complex located in Bellevue, Washington to an unaffiliated third party. The aggregate purchase price for the properties was $12,891,000, which amount was allocated $8,925,000 to Hidden Valley and $3,966,000 to Riverway. The Hidden Valley sale resulted in a gain of $2,552,000 and the sale of Riverway resulted in a gain of $1,165,000. Net proceeds to the Registrant after payment of closing costs and existing debt were $6,279,000.

         Central Forest - Effective January 1, 1995, a Modification and Extension Agreement with respect to the loan held by the Manufacturers Life Insurance Company ("U.S.A.") encumbering Central Forest was modified and extended. Pursuant to the Agreement, the maturity date of the loan was now January 1, 1996. In addition, the Registrant was permitted to prepay the loan at any time after June 30, 1995, without incurring the prepayment premium.

         On December 29, 1995, the Registrant sold Central Forest to an unaffiliated third party. The purchase price for the property was $8,800,000. The sale resulted in a gain of $3,908,000. Net proceeds to the Registrant after payment of closing costs and existing debt were approximately $5,325,000.

         Parker Plaza East - In July 1994, the Registrant entered into a forbearance agreement with the lender. The forbearance agreement, among other things, extended the maturity date of the loan on this property for 12 months.

         This property is currently under contract for sale with an unaffiliated third party for a purchase price of $5,500,000. It is expected that the sale of this property will close in the second quarter of 1996. In the event that the sale is not consummated, the Registrant will be required to refinance the existing debt on the property.

         Hidden Valley Office Park - In September 1994, the Registrant completed a debt modification agreement with the lender holding the mortgage on this property. Pursuant to the terms of this agreement, the loan was extended for 12 months and matured on November 15, 1995, at which time the property was sold. (See "Riverway Mall; Hidden Valley Office Park" above for information relating to the sale of this property.) In exchange for the 12 month extension, the Registrant was required to make a $500,000 principal reduction payment.

Employees

         The Registrant has no employees. The management at the Registrant's properties is performed by unaffiliated third party management companies pursuant to management agreements with such third parties.

Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December
16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP Management L.P. ("NPI-AP").


         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc., ("NPI") the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

         On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

         On January 19, 1996, DeForest I sold all of its interest in the Registrant to MRI/CPF, L.L.C. ("MRI/CPF"), an entity owned by the former stockholders of NPI. Pursuant to MRI/CPF's Schedule 13-D filed with the Securities and Exchange Commission, MRI/CPF acquired 18,179.931 limited partnership units or approximately 48% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

         The Registrant is affected by and subject to the general competitive conditions of the commercial and industrial real estate. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive. See "Item 2, Properties" for a description of the markets in which the Registrant's properties are located.

Item 2.  Properties.

         A description of the properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee.

                                                    Date of
Name and Location                                   Purchase         Type                 Size
-----------------                                   --------         ----                 ----
North Park Plaza Shopping                           08/79            Shopping             65,000
 Center                                                              Center               sq. ft.
  Highway 99 & Highway 214
  Woodburn, Oregon

Parker Plaza Shopping Center                        11/79            Shopping             181,000
  Parker Road & Custer Road                                          Center               sq. ft.
  Plano, Texas

         See, Item 8, "Financial Statements and "Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.



         The following chart sets forth the occupancy rate at the Registrant's remaining properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                               OCCUPANCY SUMMARY

                                                                                   Average
                                                                              Occupancy Rate(%)
                                                                             for the Year Ended
                                                                                December 31,
                                                                   -------------------------------------
                                                                   1995     1994  1993     1992     1991
                                                                    ----     ----  ----     ----     ----

North Park Plaza Shopping Center................................    100      100    100      96       97
Parker Plaza Shopping Center....................................     99       99     98      96       96


                            SIGNIFICANT TENANTS (1)
                               December 31, 1995

                                                                                            Annualized
                                            Square       Nature of        Expiration        Base Rent         Renewal
                                            Footage      Business          of Lease         Per Year(2)       Options(5)
                                            -------      ---------        ----------        -----------       ----------
North Park Plaza Shopping
 Center
    Safeway                                 40,840       Grocery Store    1999              $163,360            5-5 Yr

Parker Plaza Shopping Center
    Woolworth/                              90,124       Grocery Store    1999              $335,000            5-5 Yr
       Brookshire's (3)
    Sunwest (4)                             41,760       Gymnast Studio   2029              $210,426               -

     (1) Tenant occupying 10% or more of total rentable square footage of the property.

     (2) Represents annualized base rent excluding potential additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.

     (3) Woolworth has sublet to Brookshire's, a grocery store chain.

     (4) Sunwest has sublet 20,000 square feet to Champions United; the remainder is vacant.

     (5) The first number represents the number of renewal options. The second number represents the length of each option.


Item 3.  Legal Proceedings.

     Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

     Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

     Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")


           James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC. ("Andrews")

           In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions in and against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994, constituted
(a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

           On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995, for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5. Market for the Registrant's Equity and Related Security Holder
Matters.

         The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. To date, unit holders have received total distributions of $886 for each original unit invested (including a $302.63 per unit distribution made in January 1996 from the proceeds of the sales of Hidden Valley Office Park, Riverway Shopping Center and Central Forest Shopping Center.) No market for the Limited Partnership Units exists, nor is expected to develop.

         As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 1,996.

         During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

             Distribution with            Amount of Distribution
             Respect to Quarter Ended     Per Unit(*)
             ------------------------     ----------------------

                                          1995          1994
                                          ----          ----

             March 31                       -             -
             June 30                        -             -
             September 30                   -             -
             December 31                  39.49           -

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

Item 6.  Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                                         For the Year Ended December 31,
                                                            --------------------------------------------------------
                                                            1995         1994       1993           1992         1991
                                                            ----         ----       ----           ----         ----
                                                                     (Amounts in thousands except per unit data)
TOTAL REVENUES                                              $  12,848    $  5,301   $ 5,274        $ 5,344      $ 5,372

                                                                          =======   =======        =======      =======

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS:                                      $   7,883     $   284   $   184        $  (195)     $(2,461)

EXTRAORDINARY ITEM:
  LOSS ON EXTINGUISHMENT OF DEBT                                 (729)    $    --   $    --        $    --      $    --
                                                             --------     -------   -------        -------      -------
NET INCOME (LOSS)                                            $  7,154     $   284   $   184        $  (195)     $(2,461)
                                                             ========     =======   =======        =======      =======

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT(1):

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                         $ 194.31     $  7.32   $  4.74        $ (5.03)     $(63.48)

EXTRAORDINARY ITEM                                           $ (18.80)    $    --        --             --         --

NET INCOME LOSS                                              $ 175.51     $  7.32   $  4.74        $ (5.03)     $(63.48)

TOTAL ASSETS                                                 $ 19,549     $22,953   $23,697        $25,991      $26,014
                                                             ========     =======   =======        =======      =======

LONG-TERM OBLIGATIONS:
         Notes Payable                                       $  5,455     $14,287   $15,306        $16,512      $16,826
                                                             ========     =======   =======        =======      =======

CASH DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNITS                                          $  39.49     $    --   $    --        $    --      $  --

(1) $1,000 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net income (loss) to the general partners.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant's two remaining properties are shopping centers leased to tenants subject to leases with remaining lease terms currently ranging up to thirty-four years. The Registrant's remaining properties are located in Oregon and Texas. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Both of the Registrant's properties generated positive cash flow during the year ended December 31, 1995. As of March 1, 1996, nine of the eleven properties originally purchased by the Registrant were sold. The Registrant is currently marketing its properties for sale.

         As described in "Item 8 - Financial Statements and Supplementary Data,

Note 6", the Registrant sold its Hidden Valley Office Park, Riverway and Central/Forest Village Shopping Center properties during 1995. The aggregate sales price for the properties was $21,691,000. After satisfaction of mortgages encumbering the properties of $8,770,000, a prepayment premium of $117,000 and aggregate closing costs of $1,200,000, net proceeds received by the Registrant were $11,604,000. In connection with the sale of properties and the repayment of the related outstanding debt, the Registrant recognized an extraordinary loss on extinguishment of debt of $729,000, consisting of the write-off of an unamortized loan discount, deferred loan costs and the prepayment premium. In addition, the sale of these three properties resulted in a gain of $7,625,000.

         The Registrant uses working capital reserves from any undistributed cash flow from operations, refinancings and sales of properties as its primary sources of liquidity. On October 30, 1995, the Registrant distributed $1,500,000 ($39.49 per unit) to the limited partners and $31,000 to the general partners. On January 17, 1996, the Registrant distributed $11,494,000 ($302.63 per unit) to the limited partners and $235,000 to the general partners from the proceeds received from the sale of the Registrant's Hidden Valley Office Park, Riverway and Central/Forest Village Shopping Center properties. Upon the sale of the remaining properties, additional cash will be distributed.

         The level of liquidity based on cash and cash equivalents improved by $10,390,000 at December 31, 1995, as compared to 1994. The Registrant's $19,749,000 of cash provided by investing activities and $1,534,000 of cash provided by operating activities was partially offset by $10,893,000 of cash used in financing activities. Cash provided by investing activities resulted from net proceeds received from the sale of the Registrant's Hidden Valley Office Park, Riverway and Central/Forest Village Shopping Center properties, which was slightly offset by $380,000 of improvements to real estate. Cash used in financing activities consisted of $8,770,000 paid in satisfaction of notes payable in connection with the sale of the Registrant's properties, $1,531,000 of cash distributions to partners and $592,000 in notes payable principal payments. All other increases (decreases) in certain asset and liabilities are the result of the timing of receipts and payment of various operating activities.

         Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with current working capital reserves, will be sufficient to fund required capital improvements and debt service payments. In December of 1995, the Registrant contracted to sell its Parker Plaza Shopping Center property for $5,500,000. If the sale is consummated, the Registrant expects to receive net proceeds of approximately $1,450,000. For financial statement purposes, the Registrant would recognize a gain on the sale. The sale is expected to close during the second quarter of 1996. Registrant, however, has a $3,728,000 balloon payment on Parker Plaza due in December 1996. The Managing General Partner believes that based upon the operations of the property, refinancing can be secured in an amount adequate to replace the maturing debt. If, however, the loan is not refinanced or extended, or the property is not sold, the Registrant could lose the property through foreclosure.

         As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 3,736 units of the Registrant which, when added to the units acquired during the First Tender Offer, represented approximately 48% of the total number of outstanding units of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow against the credit line in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

         At this time, it appears that the investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, a portion of invested capital may not be returned to investors. In this regard, some or all of the remaining properties have been held longer than originally expected.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

         Operating results, before the extraordinary loss on extinguishment of debt, improved by $7,599,000 for the year ended December 31,1995, as compared to 1994, due to an increase in revenues of $7,547,000 and a decrease in expenses of $52,000. Operating results improved due to the $7,625,000 gain on sale of the

Registrant's Hidden Valley Office Park, Riverway and Central/Forest Village Shopping Center properties.

         With respect to the remaining properties, rental revenue increased by $30,000 primarily due to an increase in rental rates at the Registrant's Parker Plaza shopping center which was partially offset by a decrease in rental rates at the Registrant's North Park Plaza shopping center property. Occupancy remained constant. In addition, interest and other income increased by $37,000 due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

         With respect to the remaining properties, expenses decreased due to decreases in operating expense of $96,000 and interest expense of $14,000, which were slightly offset by an increase in depreciation expense of $4,000. Operating expenses decreased primarily due to legal fees incurred in connection with the Parker Plaza legal proceedings during the prior year comparative period. Interest expense declined due to mortgage principal amortization on the Registrant's remaining properties. Depreciation expense remained relatively constant. In addition, general and administrative expenses decreased by $66,000 due to a reduction in asset management costs, effective July 1, 1994.

1994 Compared to 1993

         Operating results improved by $100,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of Country Bend Apartments, which had experienced negative operations.

         With respect to the remaining properties, rental revenues increased by $233,000 due to an increase in rental rates and occupancy at Riverway Shopping Center and an increase in rates at North Park Plaza Shopping Center and Hidden Valley Office Park, which was partially offset by a decrease in occupancy at Central/Forest Village Shopping Center. In addition, interest and other income increased by $29,000 due to an increase in average working capital reserves available for investment.

         With respect to the remaining properties, operating expenses increased by $148,000 due to legal fees incurred in connection with the Parker Plaza legal proceedings and increased repairs and maintenance at the Registrant's Hidden Valley property. Interest expense increased by $38,000 due to the additional borrowing associated with the refinancing of Riverway Shopping Center in September 1993 and an adjustment in the prior year of the principal balance of the Hidden Valley note payable, which was only slightly offset by mortgage principal amortization. Depreciation expense increased by $41,000 due to the effect of prior years fixed asset additions, the majority of which were incurred to accommodate tenants at Riverway and Central/Forest Village Shopping Centers and Hidden Valley Office Park. In addition, general and administrative expenses increased by $32,000 due to costs associated with the management transition which were only slightly offset by a reduction in asset management costs effective July 1, 1994.


Item 8.   Financial Statements and Supplementary Data.


                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX


                                                                                                                            Page
                                                                                                                           -----
Independent Auditors' Reports............................................................................................. F - 2
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994......................................................................... F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993........................................ F - 5
     Statements of Partners' Equity for the Years Ended
       December 31, 1995, 1994 and 1993................................................................................... F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993........................................ F - 7
     Notes to Financial Statements........................................................................................ F - 8
Financial Statement Schedule:
     Schedule III     -   Real Estate and Accumulated Depreciation at December 31, 1995................................... F - 16

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.



To the Partners
Century Properties Fund XIII
Greenville, South Carolina


                         Independent Auditors' Report


We have audited the accompanying balance sheets of Century Properties Fund XIII, (a limited partnership), (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  Imowitz Koenig & Co., LLP




                                                  Certified Public Accountants


New York, N.Y.
February 12, 1996


INDEPENDENT AUDITORS' REPORT

Century Properties Fund XIII:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Properties Fund XIII (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying 1993 financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 8 to the financial statements, the Partnership has balloon payments totaling $8,910,000 due in 1994 which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 1994



                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                                BALANCE SHEETS



                                                                DECEMBER 31,
                                                     ----------------------------
                                                          1995              1994
                                                     ------------       -----------
ASSETS

Cash and cash equivalents                            $ 12,395,000      $  2,005,000
Other assets                                              398,000           514,000

Real Estate:

  Real estate                                          12,034,000        36,483,000
  Accumulated depreciation                             (5,387,000)      (14,463,000)
  Allowance for impairment of value                             -        (2,132,000)
                                                     ------------       -----------
Real estate, net                                        6,647,000        19,888,000

Deferred costs, net                                       109,000           546,000
                                                     ------------       -----------
  Total assets                                       $ 19,549,000      $ 22,953,000
                                                     ============       ===========

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                        $  5,455,000      $ 14,287,000
Accrued expenses and other liabilities                    297,000           492,000
                                                     ------------       -----------
  Total liabilities                                     5,752,000        14,779,000
                                                     ------------       -----------
Partners' Equity (Deficit):

 General partners                                         276,000          (181,000)
 Limited partners (37,980 units outstanding at
  December 31, 1995 and 1994)                          13,521,000         8,355,000
                                                     ------------       -----------
  Total partners' equity                               13,797,000         8,174,000
                                                     ------------       -----------
  Total liabilities and partners' equity             $ 19,549,000      $ 22,953,000
                                                     ============       ===========

                      See notes to financial statements.


                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS


                                                                YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1995            1994             1993
                                                     ----------     -----------       -----------
Revenues:
      Rental                                         $5,098,000     $ 5,213,000       $ 5,215,000
      Interest income                                   125,000          88,000            59,000
      Gain on sale of properties                      7,625,000             -                 -
                                                     ----------     -----------       -----------
      Total revenues                                 12,848,000       5,301,000         5,274,000
                                                     ----------     -----------       -----------
Expenses (including $186,000 and $153,000
  paid to the general partners and affiliates in
    1995 and 1994):
      Operating                                       2,105,000      2,071,000         2,085,000
      Interest                                        1,457,000      1,481,000         1,519,000
      Depreciation                                    1,126,000      1,122,000         1,119,000
      General and administrative                        277,000        343,000           311,000
      Loss on property disposition                         -                 -            56,000
                                                     ----------     -----------       -----------
      Total expenses                                  4,965,000      5,017,000         5,090,000
                                                     ----------     -----------       -----------
Income before extraordinary item                      7,883,000        284,000           184,000

Extraordinary item:
      Loss on extinguishment of debt                   (729,000)             -                 -
                                                     ----------     -----------       -----------
Net income                                           $7,154,000       $284,000          $184,000
                                                     ==========     ===========       ===========
Net income per limited partnership unit:

      Income before extraordinary item                $  194.31       $   7.32          $   4.74

      Extraordinary item                                 (18.80)             -                 -
                                                     ----------     -----------       -----------
      Net income                                      $  175.51       $   7.32          $   4.74
                                                     ==========     ===========       ===========
Distributions per limited partnership unit            $   39.49       $      -          $      -
                                                     ==========     ===========       ===========

                      See notes to financial statements.


                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    General
                                    partners'            Limited            Total
                                     equity              partners'         partners'
                                   (deficit)              equity            equity
                                   ---------            ----------        ----------
Balance - January 1, 1993          $(191,000)           $7,897,000        $7,706,000

   Net income                          4,000               180,000           184,000
                                   ---------            ----------        ----------

Balance - December 31, 1993         (187,000)            8,077,000         7,890,000

   Net income                          6,000               278,000           284,000
                                   ---------            ----------        ----------

Balance - December 31, 1994         (181,000)            8,355,000         8,174,000

   Net income                        488,000             6,666,000         7,154,000

   Cash distributions                (31,000)           (1,500,000)       (1,531,000)
                                   ---------            ----------        ----------

Balance - December 31, 1995        $ 276,000           $13,521,000       $13,797,000
                                   =========           ===========       ===========

                      See notes to financial statements.



                         CENTURY PROPERTIES FUND XIII
                           (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------------
                                                                            1995                  1994              1993
                                                                         ----------           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $7,154,000           $  284,000        $  184,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                        1,338,000            1,305,000         1,299,000
     Provision for doubtful receivable                                       (7,000)                  -             21,000
     (Gain) loss on property dispositions                                (7,625,000)                  -             56,000
     Extraordinary item                                                     729,000                   -                  -
     Deferred costs paid                                                   (228,000)           (132,000)          (205,000)
     Changes in operating assets and liabilities:
     Other assets                                                           123,000            (233,000)           (13,000)
     Accrued expenses and other liabilities                                  50,000              (9,000)          (102,000)
                                                                         ----------           ----------        ----------
Net cash provided by operating activities                                 1,534,000           1,215,000          1,240,000
                                                                         ----------           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                   (380,000)           (604,000)          (435,000)
Net proceeds from sale of properties                                     20,129,000                   -          2,547,000
                                                                         ----------           ----------        ----------
Net cash provided by (used in) investing activities                      19,749,000            (604,000)         2,112,000
                                                                         ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to partners                                                 (1,531,000)                  -                  -
Notes payable principal payments                                           (592,000)           (519,000)        (4,251,000)
Satisfaction of notes payable                                            (8,770,000)                  -                  -
Notes payable proceeds                                                                                           1,875,000
Repayment of note on debt modification                                            -            (500,000)                 -
                                                                         ----------           ----------        ----------
Net cash used in financing activities                                   (10,893,000)         (1,019,000)        (2,376,000)
                                                                         ----------           ----------        ----------
Increase (Decrease) in Cash and Cash Equivalents                         10,390,000            (408,000)           976,000

Cash and Cash Equivalents at Beginning of Year                            2,005,000           2,413,000          1,437,000
                                                                         ----------           ----------        ----------
Cash and Cash Equivalents at End of Year                                $12,395,000          $2,005,000         $2,413,000
                                                                         ==========           ==========        ==========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the year                               $1,457,000          $1,472,000         $1,566,000
                                                                         ==========           ==========        ==========

Supplemental Disclosure of Non-cash Investing and
     Financing Activities:
       Property sale expenses accrued                                     $ 245,000          $        -         $        -
                                                                         ==========           ==========        ==========
       Adjustment of notes payable principal                              $       -          $        -         $   30,000
                                                                         ==========           ==========        ==========

       Disposition of rental properties in 1995 and 1993, see Note 6.


                      See notes to financial statements.



                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XIII (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns two shopping centers, located in Oregon and Texas. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California corporation. The original capital contributions of $37,980,000 ($1,000 per unit) were made by the limited partners.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 48% of total limited partnership units of the Partnership.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 9).

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Distributions

       On October 30, 1995, the Partnership distributed $1,500,000 ($39.49 per unit) to the limited partners and $31,000 to the general partners. On January 17, 1996, the Partnership distributed $11,494,000 ($302.63 per unit) to the limited partners and $235,000 to the general partners from the proceeds received from the sale of the Partnership's Hidden Valley Office Park, Riverway Shopping Center and Central/Forest Village Shopping Center properties.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts or in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $7,189,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.




                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements and six to seven years for furnishings.

       Deferred Costs

       Deferred costs represent deferred financing costs and deferred leasing commissions. Deferred financing costs are amortized over the lives of the related loans or expensed if financing is not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. At December 31, 1995 and 1994, accumulated amortization of deferred costs was $130,000 and $575,000, respectively.

       Net Income Per Limited Partnership Unit

       The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by 37,980 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS

       In accordance with the partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the



                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNERS (Continued)

       Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of the Managing General Partner commenced providing certain property management services (see Notes 1 and 9). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                   1995      1994       1993
                                                --------   --------   --------

       Real estate tax reduction fees          $  15,000   $      -   $      -
       Reimbursement of Expenses:
          Partnership accounting and
            investor services                    171,000    140,000          -
          Professional services                        -     13,000          -
                                              ----------   --------   --------

       Total                                   $ 186,000   $153,000   $      -
                                              ==========   ========   ========

       Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses.

       In accordance with the partnership agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income or loss and taxable income or loss. Gains from dispositions of Partnership properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder.

       On October 30, 1995, the Partnership distributed $31,000 to the general partners. On January 17, 1996, the Partnership distributed $235,000 to the general partners.




                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                              1995                    1994
                                                        --------------           -------------

       Land                                               $  1,712,000             $ 4,777,000
       Buildings and improvements                           10,309,000              31,255,000
       Furnishings                                              13,000                 451,000
                                                        --------------           -------------

       Total                                                12,034,000              36,483,000
       Accumulated depreciation                             (5,387,000)            (14,463,000)
       Allowance for impairment of value (see Note 6)                -              (2,132,000)
                                                        --------------           -------------

       Real estate, net                                    $ 6,647,000            $ 19,888,000
                                                        ==============           =============

4.     NOTES PAYABLE

       Individual rental properties and improvements are pledged as collateral for the related notes payable. The notes bear interest at rates of 9.50 percent and 9.75 percent for the year ended December 31, 1995. The notes are payable monthly.

       The Partnership has obtained an extension until December 1996 on the due date of the $3,728,000 balloon payment on the loan encumbering Parker Plaza Shopping Center, however, the Partnership has contracted to sell the property for $5,500,000 and is expected to close during the second quarter of 1996. The Managing General Partner believes that if the property is not sold, refinancing can be secured in an amount adequate to replace the maturing debt. If, however, the loan is not refinanced or extended, or the property is not sold, the Partnership could lose the property through foreclosure.

       Principal payments at December 31, 1995 are required as follows:

                              1996          $  3,949,000
                              1997                85,000
                              1998                94,000
                              1999               104,000
                              2000               115,000
                              Thereafter       1,108,000
                                            ------------
                              Total         $  5,455,000
                                            ============


       Amortization of deferred financing costs totaled $33,000, $10,000 and $11,000 for 1995, 1994 and 1993, respectively.






                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows:

                          1996           $ 1,245,000
                          1997             1,212,000
                          1998             1,110,000
                          1999               673,000
                          2000               378,000
                          Thereafter       7,851,000
                                        ------------
                          Total          $12,469,000
                                        ============

       Rental revenue includes percentage and other contingent rentals of $56,000, $17,000, and $66,000 in 1995, 1994 and 1993, respectively.

       Amortization of deferred leasing commissions totaled $179,000, $173,000, and $169,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

6.     DISPOSITION OF RENTAL PROPERTIES AND EXTRAORDINARY ITEM

       On December 21, 1995, the Partnership sold its Hidden Valley Office Park property, located in Bellevue, Washington for $8,925,000. After satisfaction of the mortgage of $4,137,000 and closing expenses of $471,000, the net proceeds received by the Partnership were $4,317,000. The carrying value of the property at the time of sale was $5,902,000. The sale resulted in a gain of $2,552,000. The Partnership had previously recorded a $2,132,000 provision for impairment of value in 1991.

       On December 21, 1995, the Partnership sold its Riverway Shopping Center property, located in Kelso, Washington for $3,966,000. After satisfaction of the mortgage of $1,656,000, a prepayment premium of $117,000 and closing expenses of $231,000 the net proceeds received by the Partnership were $1,962,000. The carrying value of the property at the time of sale was $2,570,000. The sale resulted in a gain of $1,165,000.

       On December 29, 1995, the Partnership sold its Central/Forest Village Shopping Center property, located in Dallas, Texas for $8,800,000. After satisfaction of the mortgage of $2,977,000 and closing expenses of $498,000 the net proceeds received by the Partnership were $5,325,000. The carrying value of the property at the time of sale was $4,394,000.

       The sale resulted in a gain of $3,908,000.

       In connection with the sale of properties and the repayment of the related outstanding debt, the Partnership recognized an extraordinary loss on extinguishment of debt of $729,000, consisting of the write-off of an unamortized loan discount, deferred loan costs and a prepayment premium.




                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.     DISPOSITION OF RENTAL PROPERTIES (Continued)

       In April 1993, the Partnership sold Country Bend Apartments, located in Benbrook, Texas, for $2,655,000. As part of the sale, the existing loan in the amount of $2,329,000 was assumed by the buyer. Expenses of sale were approximately $114,000. The net cash proceeds to the Partnership were $212,000. The carrying value of the property at the time of sale was $2,597,000. The net loss on sale of $56,000 was recognized in 1993.

7.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                                   1995                 1994             1993
                                                                                  ----------           ----------        -----------
       Net income - financial statements                                      $  7,154,000         $    284,000       $    184,000
       Differences resulted from:
           Depreciation                                                            130,000               56,000             19,000
           Gain on property disposition                                         (2,758,000)                   -            662,000
           Other                                                                    32,000               51,000            (11,000)
                                                                              ------------         ------------       ------------
       Net income - income tax method                                         $  4,558,000         $    391,000       $    854,000
                                                                              ============         ============       ============

       Taxable income per limited partnership unit
         after giving effect to the allocation to the
          general partners                                                    $        112         $         10       $         21
                                                                              ============         ============       ============

       Partners' equity - financial statements                                 $13,797,000          $ 8,174,000        $ 7,890,000

       Differences resulted from:
           Sales commissions and organization costs                              4,028,000            4,028,000          4,028,000
           Depreciation                                                            (73,000)            (841,000)          (897,000)
           Provision for impairment of value                                             -            2,132,000          2,132,000
           Lease payments credited to rental properties                            149,000              239,000            239,000
           Accumulated amortization of notes payable
             discount                                                                    -              995,000            995,000
           Other                                                                    35,000              182,000            131,000
                                                                               -----------          -----------        -----------

       Partners' equity - income tax method                                    $17,936,000          $14,909,000        $14,518,000
                                                                               ===========          ===========        ===========




                         CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEAR ENDED DECEMBER 31, 1993

       The accompanying financial statements for the year ended December 31, 1993, have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership holds investments in and operates properties in real estate markets that are or were experiencing unfavorable economic conditions. Many of the Partnership's properties are or were located in oil industry related and other weakened markets. In addition, each of the Partnership's properties competes in an area which normally contains numerous other real properties which may be considered competitive. In 1993, markets in some areas remained depressed due in part to overbuilding which continued to depress rental rates. The level of sales of existing properties has been affected by the limited availability of financing in real estate markets. The Partnership had balloon payments of $8,910,000 on Parker Plaza Shopping Center and Hidden Valley Office Park due in November 1994. In addition, a balloon payment of $3,069,000 on Central/Forest Village Shopping Center was due in January 1995. The financial statements do not include any adjustments that might have resulted from the ultimate outcome of these uncertainties.

       In 1995, the Partnership sold its Hidden Valley Shopping Center and Central/Forest Village Shopping Center properties. In addition, the Partnership obtained an extension of the due date on the balloon payment on Parker Plaza Shopping Center.

9.     SUBSEQUENT EVENT


       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide asset management services to the Partnership, maintain its books and records and oversee its operations. Property management services continue to be provided by an unaffiliated third party.


                          CENTURY PROPERTIES FUND XIII
                            (A Limited Partnership)


                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

Column A              Column B           Column C              Column D                     Column E
--------              --------           --------              --------                     --------
                                                            Cost Capitalized               Gross Amount
                                       Initial Cost          Subsequent to                  Carried at
                                      to Partnership          Acquisition               Close of Period (1)
                                   -------------------  ----------------------   -------------------------------
                                         Buildings and                Carrying         Buildings and
Description         Encumbrances   Land  Improvements   Improvements   Costs     Land   Improvements    Total (2)
-----------         ------------   ----  -------------  ------------  --------   ----   -------------  ---------
                                                       (Amounts in thousands)
North Park Plaza
 Shopping Center
Woodburn, Oregon    $1,584       $  550    $2,794            $169      $  (5)  $  538       $ 2,970     $ 3,508

Parker Plaza
 Shopping Center
Plano, Texas         3,871        1,174     6,972             524       (144)   1,174        7,352       8,526
                    ------       -----     -----             ----       ----    -----       -------     -------
TOTAL               $5,455       $1,724    $9,766            $693      $(149)  $1,712       $10,322     $12,034
                    =======      ======    ======            ====      =====   ======       =======     =======



                       Column F             Column G             Column H            Column I
                       --------             --------             --------            --------
                                                                                     Life
                                                                                     on which
                                                                                     depreciation
                                                                                     is computed
                   Accumulated                                                       in latest
                   Depreciation            Date of                 Date              statements of
Description            (3)              Construction             Acquired            operations
-----------        ------------         ------------             --------            --------------

North Park Plaza
 Shopping Center
Woodburn, Oregon       $1,586              6/79                     8/79                6-39 Yrs.

Parker Plaza
 Shopping Center
Plano, Texas            3,801             11/79                    11/79                6-39 Yrs.

                       ------
TOTAL                  $5,387
                       ======


                           See accompanying notes.

                                 SCHEDULE III
                         CENTURY PROPERTIES FUND XIII
                           (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995


NOTES:

(1)     The aggregate cost for Federal income tax purposes is $12,195,000.


(2)     Balance, January 1, 1993                                  $ 39,958,000
        Improvements capitalized subsequent to acquisition             435,000
        Cost of rental property sold                                (4,514,000)
                                                                  ------------
        Balance, December 31, 1993                                  35,879,000
        Improvements capitalized subsequent to acquisition             604,000
                                                                  ------------
        Balance, December 31, 1994                                  36,483,000
        Improvements capitalized subsequent to acquisition             380,000
        Cost of rental properties sold                             (24,829,000)
                                                                  ------------
        Balance, December 31, 1995                                $ 12,034,000
                                                                  ============

(3)     Balance, January 1, 1993                                  $ 16,274,000
        Additions charged to expense                                 1,119,000
        Accumulated depreciation of rental property sold            (1,920,000)
                                                                  ------------
        Balance, December 31, 1993                                  15,473,000
        Additions charged to expense                                 1,122,000
                                                                  ------------
        Balance, December 31, 1994                                  16,595,000
        Additions charged to expense                                 1,126,000
        Accumulated depreciation of rental properties sold         (10,202,000)
        Allowance for impairment of value of rental property sold   (2,132,000)
                                                                  ------------

        Balance, December 31, 1995                                $  5,387,000
                                                                  ============



Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for calendar years ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, Deloitte's Independent Auditors' Report for the calendar year ended December 31, 1993 was modified due to uncertainty regarding the Registrant's ability to continue as a going concern since the Registrant had substantial balloon payments due on Notes in 1994; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Registrant does not have any officer or directors. The managing general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                           Has served as a
                                                           Director and/or
                                                           Officer of the
                                                           Managing General
Name                         Positions Held                Partner since
----                         --------------                ----------------
William H. Jarrard, Jr.      President and Director        January 1996

Ronald Uretta                Vice President and            January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,               January 1996
                                Secretary and Director

Thomas R. Shuler             Director                      January 1996

Kelley M. Buechler           Assistant Secretary           January 1996


         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.


         Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.


Item 11. Executive Compensation.

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of             Amount and nature of
Beneficial Owner                Beneficial Ownership    % of Class
-------------------             --------------------    ----------
MRI/CPF LLC (1)                     18,179.931             48
All directors and
  executive officers as
  a group (5 persons)                   -                   -

----------------

     (1) MRI/CPF LLC's business address is 100 Jericho Quadrangle, Suite 214, Jericho, New York.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partners and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc., ("MMI"), a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of the Managing General Partner commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                          1995      1994        1993
                                         --------   --------   --------

  Real estate tax reduction fees         $ 15,000   $      -   $      -
  Reimbursement of Expenses:
   Partnership accounting and
    investor services                     171,000    140,000          -
   Professional services                        -     13,000          -
                                         --------   --------   --------

  Total                                  $186,000   $153,000   $      -
                                         ========   ========   ========

         Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses.

         In accordance with the Registrant's partnership agreement, the general partners were allocated their two percent continuing interest in the Registrant's net income or loss and taxable income or loss. Gains from dispositions of the Registrant's properties were allocated first to the general partners to the extent of the deficit in their capital accounts at the time of the dispositions, then two percent of the remainder.

         On October 30, 1995, the Registrant distributed $31,000 to the general partners. On January 17, 1996, the Registrant distributed $235,000 to the general partners.


                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)(2) Financial Statements and Financial Statements Schedules:

                           See "Item 8" of this Form 10-K for Financial
                           Statements of the Registrant, Notes thereto, and Financial Statements Schedules. (A Table of Contents to Financial Statements and Financial Statements Schedules is included in "Item 8" and incorporated herein by reference.)

(a)(3)   Exhibits

                  2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

                  3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 11, 1978 and
                           thereafter  supplemented,   included  in  the
                           Registrant's Registration Statement on Form S-11 (Reg. No. 2-61526).

                  16 Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.


(b)      Reports on Form 8-K:

                           None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996.

                               CENTURY PROPERTIES FUND XIII

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                               By:  /s/ William H. Jarrard, Jr
                                  -----------------------------------
                                  William H. Jarrard, Jr.
                                  President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name               Title                   Date
---------------------------  -------------------     -----------------
/s/ William H. Jarrard, Jr.  President and           March 28, 1996
---------------------------
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 28, 1996
-----------------
Ronald Uretta                 Officer and Principal
                              Accounting Officer

/s/ John K. Lines            Director                March 28, 1996
-----------------
John K. Lines



                                 Exhibit Index

Exhibit                                                                Page
-------                                                                ----
2.       NPI, Inc. Stock Purchase Agreement                            (1)

3.4      Agreement of Limited Partnership                              (2)

16       Letter dated April 27, 1994 from the Registrant's Former      (3)
         Independent Auditor's




-------------------------------------------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 11, 1978 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. No. (No. 2-61526).

(3) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.