Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XIII
filed 1996-05-14
CIK 276703

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-8892



                          CENTURY PROPERTIES FUND XIII
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2527073
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XIII

                                  BALANCE SHEET
                                    Unaudited
                        (in thousands, except unit data)
                                  March 31 1996


 Assets
 Cash and cash equivalents                                              $     719
 Receivables and other assets                                                 198
 Investment properties:
      Land                                               $  1,712
      Buildings and related personal property              10,327
                                                           12,039
      Less accumulated depreciation                        (5,477)          6,562

      Deferred costs, net                                                      84

      Total assets                                                      $   7,563

 Liabilities and Partners' Deficit

 Accounts payable and accrued expense                                   $     104
 Mortgage payable                                                           5,402

 Partners' Capital:

 Limited partners' (37,980 units outstanding)            $  2,016
 General partners'                                             41           2,057

      Total liabilities and partners' deficit                           $   7,563

                        See Notes to Financial Statements


b)                        CENTURY PROPERTIES FUND XIII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              1996          1995
Revenues:
    Rental income                                          $     404     $   1,283
    Other income                                                  59            45
          Total revenues                                         463         1,328

 Expenses:
    Operating                                                    167           501
    Mortgage interest                                            138           352
    Depreciation                                                  90           281
    General and administrative                                    79            60
          Total expenses                                         474         1,194

 Net income (loss)                                         $     (11)    $     134

 Net income (loss) allocated to general partners (2%)      $      --     $       3
 Net income (loss) allocated to limited partners (98%)           (11)          131

 Net income (loss)                                         $     (11)    $     134

 Net income (loss) per limited partnership unit            $    (.29)    $    3.45
 Distribution per limited partnership unit                 $  302.63     $      --

                        See Notes to Financial Statements

c)                        CENTURY PROPERTIES FUND XIII

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Capital        Capital        Capital
Partners' capital at
   December 31, 1995                37,980       $   276       $  13,521      $  13,797

Distributions paid                      --          (235)        (11,494)       (11,729)

Net loss for the three
   months ended March 31, 1996          --            --             (11)           (11)

Partners' capital at
   March 31, 1996                   37,980       $    41       $   2,016      $   2,057

                        See Notes to Financial Statements


d)                        CENTURY PROPERTIES FUND XIII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                              Three Months Ended
                                                                  March 31,
                                                              1996           1995
 Cash flows from operating activities:
    Net income (loss)                                        $    (11)      $    134
    Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation                                                  90            281
     Amortization of lease commissions and loan costs              16             48
 Change in accounts:
     Accounts receivable and other assets                         200            225
     Deferred costs                                                 9            (73)
     Accounts payable and accrued expenses                       (193)          (126)

 Net cash provided by operating activities                        111            489

 Cash flows from investing activities:
     Property improvements and replacements                        (5)           (37)

 Cash used in investing activities                                 (5)           (37)

 Cash flows from financing activities:
     Mortgage principal repayments                                (53)          (152)
     Distributions paid                                       (11,729)            --

 Cash used in financing activities                            (11,782)          (152)

 Net (decrease) increase in cash and cash equivalents         (11,676)           300

 Cash and cash equivalents at beginning of period              12,395          2,005

 Cash and cash equivalents at end of period                  $    719       $  2,305

 Supplemental information:
    Interest paid                                            $    130       $    347

                        See Notes to Financial Statements


e)                        CENTURY PROPERTIES FUND XIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Century Properties Fund XIII (the "Partnership") has no employees and is dependent on its general partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.
The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Three Months Ended
                                                                    March 31,
                                                            1996            1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)                 $50,000        $43,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California corporation. On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investment II Inc. pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

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

Upon the Closing, the officers and directors of NPI, FCMC, and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two shopping centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:
                                                   Average
                                                  Occupancy
Property                                     1996           1995

North Park Plaza Shopping Center
   Woodburn, Oregon                          100%            100%

Parker Plaza Shopping Center
   Plano, Texas                               98%            100%

The Partnership's net loss for the three months ended March 31, 1996, was approximately $11,000 versus net income of $134,000 for the same period of 1995. The change from net income to net loss is primarily due to the Partnership selling Central Forest Village, Riverway Plaza, and Hidden Valley Office Park in December 1995. Due to the sale of these three properties, rental income, operating expense, mortgage interest expense and depreciation expense as of March 31, 1996, are not comparable to March 31, 1995. Of the remaining two properties, rental income decreased due to an adjustment of tenant reimbursements at December 31, 1995. Tenant reimbursements were estimated at December 31, 1995. These reimbursements were calculated based on actual expenditures during the three months ended March 31, 1996, at a lower amount. Operating expenses increased due to an increase in legal fees.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $719,000 as compared to $2,305,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of a change from net income to net loss as discussed above. The decrease in cash used in investing activities is due to a decrease in property replacements. Net cash used in financing activities increased due to the Partnership making distributions during the three months ended March 31, 1996, while no such distribution was made during the three months ended March 31, 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,402,000 is amortized over varying periods. The mortgage secured by the Parker Plaza property was extended through April 30, 1996, at which time a balloon payment of approximately $3,837,000 was due. The mortgage lender is currently charging a default interest rate of 10% rather than the stated rate of 9.5%. The Managing General Partner is currently negotiating the sale of this property and expects this sale to close by May 31, 1996. However, there can be no guarantee that this sale will be consummated. If this property is not sold by May 31, 1996, the mortgage lender will likely foreclose on this property. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. During the three months ended March 31, 1996, a distribution in the amount of $11,729,000 was declared and paid. At this time, it appears that the investment objective of capital growth will not be attained. In addition, a portion of invested capital may not be returned to investors.

It is the Managing General Partner's intent to sell Parker Plaza Shopping Center and North Park Plaza Shopping Center. The Managing General Partner is currently negotiating the sale of the properties with potential purchasers. Both sales are scheduled to close May 31, 1996, however, the Managing General Partner cannot guarantee that these sales will be consummated. Upon the sale of the Partnership's remaining proeprties it is expected that the Partnership will be dissolved and its remaining cash, after establishing sufficient reserves, will be distributed in accordance with the Partnership Agreement.



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: Form 8-K dated January 19, 1996 was filed reporting the change in control of the Registrant.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.





                                 CENTURY PROPERTIES FUND XIII


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       A General Partner

                                       /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 14, 1996