Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XIII
filed 1996-08-13
CIK 276703

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


                  For the quarterly period ended June 30, 1996


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




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                        CENTURY PROPERTIES FUND XIII

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                    Unaudited
                                 (in thousands)

                                  June 30, 1996


 Assets
   Cash and cash equivalents                              $ 3,828
   Receivables and other assets                               128
      Total assets                                          3,956

 Liabilities
   Accounts payable and accrued expenses                       31
   Estimated cost during the period of liquidation             61
                                                               92

 Net assets in liquidation                                $ 3,864

                 See Accompanying Notes to Financial Statements

b)                        CENTURY PROPERTIES FUND XIII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended            Six Months Ended
                                           June 30,                    June 30,
                                       1996          1995          1996          1995
 Revenues:
   Rental income                    $   218       $  1,330       $   622       $ 2,613
   Other income                          84             51           143            96
   Gain on sale of properties         1,894             --         1,894            --
        Total revenues                2,196          1,381         2,659         2,709

 Expenses:
    Operating                            18            516           185         1,017
    Interest                             95            361           233           713
    Depreciation                         60            281           150           562
    General and administrative          143             61           222           121
        Total expenses                  316          1,219           790         2,413

    Net income before
       adjustment to
       liquidation basis and
       extraordinary loss             1,880            162         1,869           296
 Adjustment to liquidation
    basis                               (61)            --           (61)           --

           Net income before
             extraordinary loss       1,819            162         1,808           296

 Extraordinary loss on early
    extinguishment of debt              (12)            --           (12)           --

           Net income               $ 1,807        $   162       $ 1,796       $   296

 Net income allocated to
    general partners (2%)           $    36        $     3       $    36       $     6

 Net income allocated to
    limited partners (98%)            1,771            159         1,760           290


           Net income               $ 1,807        $   162       $ 1,796       $   296

 Net income per limited
    partnership unit:
    Net income before
      extraordinary loss            $ 46.94        $  4.19       $ 46.65       $  7.64
    Extraordinary loss                 (.31)            --          (.31)           --

 Net income per limited
    partnership unit                $ 46.63        $  4.19       $ 46.34       $  7.64
 Distribution per limited
      partnership unit              $    --        $    --       $302.63       $    --


                 See Accompanying Notes to Financial Statements


c)                        CENTURY PROPERTIES FUND XIII

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            NEW ASSETS IN LIQUIDATION
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited        General       Limited
                                 Partnership    Partners'     Partners'       Total
                                   Units         Capital       Capital       Capital
Partners' capital at
   December 31, 1995             $  37,980      $    276      $  13,521     $   13,797

Distributions paid                      --          (235)       (11,494)       (11,729)

Net income for the six months
   ended June 30, 1996                  --            36          1,760          1,796

Net assets in liquidation at
   June 30, 1996                    37,980      $     77      $   3,787     $    3,864


                 See Accompanying Notes to Financial Statements


d)                        CENTURY PROPERTIES FUND XIII

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                               1996           1995
 Cash flows from operating activities:
   Net income                                               $  1,796      $    296
   Adjustments to liquidation basis                               61            --
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation                                                150           562
     Amortization of lease commissions and loan costs             22           104
     Gain on sale of properties                               (1,894)           --
     Extraordinary loss on early extinguishment of debt           12            --
   Change in accounts:
     Accounts receivable and other assets                        270           105
     Deferred costs                                               --          (111)
     Accounts payable and accrued expenses                      (266)          (30)

 Net cash provided by operating activities                       151           926

 Cash flows from investing activities:
     Property improvements and replacements                       (5)         (219)
     Net proceeds from sale of properties                      8,471            --

 Cash provided by (used in) investing activities               8,466          (219)

 Cash flows from financing activities:
     Mortgage principal payments                                 (66)         (303)
     Satisfaction of mortgages payable                        (5,389)           --
     Distributions paid                                      (11,729)           --

 Cash used in financing activities                           (17,184)         (303)

 Net (decrease) increase in cash and cash equivalents         (8,567)          404

 Cash and cash equivalents at beginning of period             12,395         2,005

 Cash and cash equivalents at end of period                 $  3,828      $  2,409

 Supplemental information:
    Interest paid                                           $    221      $    693

                 See Accompanying Notes to Financial Statements


e)                        CENTURY PROPERTIES FUND XIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

   During the second quarter of fiscal 1996, Century Properties Fund XIII (the "Partnership") sold its remaining properties. As a result, the Partnership changed its basis of accounting as of June 30, 1996, to a liquidation basis. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based on the estimates as of the date of the financial statements.

   The statement of net assets in liquidation as of June 30, 1996, includes $61,000 of accrued costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 1996. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on its general partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Six Months Ended
                                                                June 30,
                                                          1996           1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)              $82,000        $82,000


   For the period from January 19, 1996, to June 5, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   The general partners are Fox Realty Investors ("FRI"), a California general partnership, and FCMC, a California corporation. Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.


Note C - Sale of Investment Properties

   On May 31, 1996, the Partnership's North Park Plaza Shopping Center was sold to an unaffiliated third party for $3,400,000. After satisfaction of notes payable of approximately $1,565,000 (including accrued interest) and closing costs and adjustments, the Partnership received approximately $1,702,000. The sale resulted in a gain of $1,317,000.

   On June 5, 1996, the Partnership's Parker Plaza Shopping Center was sold to an unaffiliated third party for $5,500,000. After satisfaction of notes payable of approximately $3,904,000 (including accrued interest) and closing costs and adjustments, the Partnership received approximately $1,252,000. The sale resulted in a gain of $577,000 and an extraordinary loss of $12,000 on early extinguishment of debt.

Note D - Distributions

   The Partnership distributed $11,494,000 to limited partners ($302.63 per limited partnership assignee unit) and $235,000 to the General Partners in January 1996. The distribution was from sales proceeds of properties sold in December 1995.


Note E - Subsequent Event

   The Partnership distributed $3,276,000 to the limited partners ($86.25 per limited partnership assignee unit) and $67,000 to the general partners in July 1996. The distribution was from sale proceeds from North Park Plaza Shopping Center and Parker Plaza Shopping Center and from operating reserves.

Note F - Pro Forma Financial Information

   The following pro forma balance sheet as of March 31, 1996, and the pro forma statement of operations for the twelve months ended December 31, 1995, and the six months ended June 30, 1996, give effect to the sales of North Park Plaza Shopping Center and Parker Plaza Shopping Center. The adjustments related to the pro forma balance sheet assume the transaction was consummated at March 31, 1996, while the adjustments to the pro forma income statements assume the transaction was consummated at the beginning of the year presented. The sales occurred on May 31, 1996, and June 5, 1996, respectively.

   The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of North Park Plaza Shopping Center and Parker Plaza Shopping Center.

   These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the period presented or what may be achieved in the future.


Note F - Pro Forma Financial Information (continued)



                             PRO FORMA BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)
                                 (in thousands)


                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
         Assets
           Cash and cash equivalents                    $    719      $  8,471       $  9,190
           Deferred costs, net                                84           (84)            --
           Other assets                                      198          (118)            80
           Investment properties:
              Real estate                                 12,039       (12,039)            --
              Accumulated depreciation                    (5,477)        5,477             --

           Real estate, net                                6,562        (6,562)            --

                                                        $  7,563      $  1,707       $  9,270

         Liabilities and Partners' Equity
         Liabilities
           Accrued expenses and other liabilities       $    104      $    (66)      $     38
           Mortgage notes payable                          5,402        (5,402)            --

                                                           5,506        (5,468)            38

         Partners' Capital                                 2,057         7,175          9,232

                                                        $  7,563      $  1,707       $  9,270


Note F - Pro Forma Financial Information (continued)


                        PRO FORMA STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1995
                        (in thousands, except unit data)


                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
                                                        (Audited)
         Revenues:
           Rental income                                $  5,013      $ (1,545)      $  3,468
           Other income                                      212            (7)           205
           Gain on sale of properties                      7,625            --          7,625
           Total revenues                                 12,850        (1,552)        11,298

         Expenses:
           Operating                                       2,092          (489)         1,603
           Interest                                        1,457          (539)           918
           Depreciation                                    1,126          (359)           767
           General and administrative                        292            --            292
           Total expenses                                  4,967        (1,387)         3,580

         Net income (loss) before extraordinary loss       7,883          (165)         7,718

         Extraordinary loss on extinguishment of debt       (729)           --           (729)

           Net income (loss)                            $  7,154       $  (165)      $  6,989

         Net income per limited partnership unit:
           Income before extraordinary loss             $ 194.31       $ (4.26)      $ 190.05
              Extraordinary loss                          (18.80)           --         (18.80)

         Net income (loss) per limited
           partnership unit                             $ 175.51       $ (4.26)      $ 171.25


Note F - Pro Forma Financial Information (continued)


                        PRO FORMA STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1996
                                  (Unaudited)
                        (in thousands, except unit data)


                                                                         Pro Forma
                                                          Historical    Adjustments    Pro Forma

         Revenues:
           Rental income                                  $    622     $    (622)     $     --
           Other income                                        143           (52)           91
           Gain on sale of properties                        1,894        (1,894)           --
           Total revenues                                    2,659        (2,568)           91

         Expenses:
           Operating                                           185          (185)           --
           Interest                                            233          (233)           --
           Depreciation                                        150          (150)           --
           General and administrative                          222            --           222

           Total expenses                                      790          (568)          222

         Net income (loss) before adjustment to
           liquidation basis and extraordinary loss          1,869        (2,000)         (131)
         Adjustment to liquidation basis                       (61)           --           (61)
         Net income (loss) before extraordinary loss         1,808        (2,000)         (192)

         Extraordinary loss on early extinguishment
           of debt                                             (12)           12            --

              Net income (loss)                           $  1,796     $  (1,988)     $   (192)

         Net income (loss) per limited partnership
           unit:
           Net income before extraordinary loss           $  46.65     $  (51.61)     $  (4.96)
           Extraordinary loss                                 (.31)          .31            --

         Net income (loss) per limited partnership unit   $  46.34     $  (51.30)     $  (4.96)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership recorded net income for the three and six month periods ended June 30, 1996, of approximately $1,807,000 and $1,796,000 as compared to net income for the corresponding periods in 1995 of approximately $162,000 and $296,000.

  Operating results for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, improved by $1,500,000 due to the sale of the Partnership's North Park Plaza Shopping Center and Parker Plaza Shopping Center as discussed in further detail below.

  As described in "Item 1, Note C-Sale of Investment Properties", the Partnership sold its remaining properties during the second quarter of 1996.
The aggregate sales price for its properties was $8,900,000. After satisfaction of existing mortgages and closing costs, net proceeds received by the Partnership were approximately $2,954,000. The Partnership recorded a gain of $1,317,000 on the sale of North Park Plaza Shopping Center and a gain of $577,000 on the sale of Parker Plaza Shopping Center. In connection with the sale of Parker Plaza Shopping Center, the Partnership also recognized an extraordinary loss of $12,000 on the early extinguishment of debt.

  The Partnership distributed $11,494,000 to limited partners ($302.63 per limited partnership assignee unit) and $235,000 to the general partners during the first quarter of 1996. A distribution of $3,276,000 to the limited partners and $67,000 to the general partners was paid in July 1996. The distributions were from sales proceeds and working capital reserves. Since these were the Partnership's last remaining properties, the Partnership expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

  At June 30, 1996, the Partnership had cash and cash equivalents of $3,828,000 as compared to $2,409,000 at June 30, 1995. Cash provided by operating activities decreased in 1996 due to the sale of its investment properties during the second quarter of 1996. Cash provided by investing activities increased also due to the sale of the Partnership's investment properties. Cash used in financing activities increased as a result of the payoff of mortgages encumbering the sold properties and the payment of distributions to the partners as discussed above.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: Form 8-K dated May 31, 1996, was filed reporting the sale of North Park Plaza Shopping Center and Parker Plaza Shopping Center.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.


                                 CENTURY PROPERTIES FUND XIII


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION
                                       Managing General Partner

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

                                 Date: August 13, 1996